Form 10-Q
period 2021-06-30
Agrico Acquisition Corp.
filed 2021-08-20
CIK 1842219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40586

AGRICO ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1551728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands
(Address of Principal Executive Offices, including zip code)

(346) 800-5508
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one-half of one redeemable warrant	RICOU	The Nasdaq Capital Market
Ordinary shares, par value $0.0001 per share	RICO	The Nasdaq Capital Market
Warrants, each exercisable for one ordinary share	RICOW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 20, 2021, there were 18,112,500 ordinary shares, par value $0.0001, of the Company issued and outstanding.

AGRICO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AGRICO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$24,402	$—
Total current assets	24,402	—
Deferred offering costs	305,289	96,594
Total assets	$329,691	$96,594

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$145,891	$50,000
Promissory Note - Related Party	25,000	—
Due to related party	146,046	56,266
Total current liabilities	316,937	106,266

Commitments and Contingencies

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding(1)	359	—
Additional paid-in capital	24,641
Accumulated deficit	(12,246)	(9,672)
Total shareholders’ equity	12,754	(9,672)
Total Liabilities and Shareholders’ Equity	$329,691	$96,594

(1)	Included up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 12, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$2,574	$2,574
Net loss	$(2,574)	$(2,574)

Basic and diluted weighted average shares outstanding(1)	3,125,000	3,125,000
Basic and diluted net income per ordinary share	$0.00	$0.00

(1)	Excludes up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part. (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 12, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	—	$—	$—	$(9,672)	$(9,672)
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(9,672)	$15,328
Net income	—	—	—	—	—	(2,572)	(2,572)
Balance as of June 30, 2021	—	$—	3,593,750	$359	$24,641	$(12,246)	$12,754

(1)	Includes up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriter’s election to fully exercise their over-allotment option on July 12, 2021, the founder shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(2,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,976
Net cash used in operating activities	(598)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	25,000
Net cash provided by financing activities	25,000

Net change in cash	24,402
Cash, beginning of period	—
Cash, end of the period	$24,402

Supplemental disclosure of cash flow information:
Issuance of Class B ordinary shares to Sponsor in exchange for due to related party	$25,000
Deferred offering costs paid by related party	$114,780
Deferred offering costs in accrued offering costs and expenses	$93,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Agrico Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on July 31, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering as described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 7, 2021 (the “Effective Date”). Subsequent to June 30, 2021, on July 12, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,250,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in this offering (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000, which is discussed in Note 4. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

Following the closing of the IPO on July 12, 2021, $146,625,000 (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 24 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

If the Company is unable to complete a Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a business combination by the full amount of time) from the closing of the Public Offering (the “Combination Period”) or during any Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the Company’s franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to redeem 100% of the its Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed timeframe, and (iv) vote their Founder Shares and Public Shares in favor of the Company’s initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2021 the Company had $24,402 in cash and a working capital deficit of $292,535, excluding deferred offering costs. The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5).

After consummation of the IPO on July 12, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $0.9 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from July 31, 2020 (inception) to December 31, 2020 as filed with the SEC on July 12, 2021. The interim results for the three and six months ended June 30, 2021 and are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering.  Offering costs amounted to $9,998,781 and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

As of June 30, 2021 or December 31, 2020, there were no Class A ordinary shares issued or outstanding. The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption will be classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption will presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On July 12, 2021, the Company sold 14,375,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1.875,000 Units, at a purchase price of $10.00 per Unit (see Note 8). Each Unit consists of one share of Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (See Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,250,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account (see Note 8).

The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be redeemable by the Company and (ii) will not be transferable, assignable or salable until the completion of the initial Business Combination and (iii) may be exercised for cash or a cashless basis at the holder’s option (see Note 7).

Note 5 — Related Party Transactions

Founder Shares

On January 25, 2021, the Sponsor was issued 5,000,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) for $25,000, or approximately $0.005 per share, which proceeds were used to reduce the amount due to a related party. On April 9, 2021, the sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Founder Shares, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares, which included up to 468,750 founder shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part. Due to the underwriters’ exercise of their full over-allotment on July 12, 2021, these 468,750 Founders Shares are no longer subject to forfeiture (see Note 8).

The Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of our Sponsor, officers and directors with respect to any Founder Shares.

Promissory Note — Related Party

On January 22, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing and payable promptly after the date of the consummation of the Public Offering. As of June 30, 2021 and December 31, 2020, the Company had borrowed $25,000 and $0, respectively.

Due to Related Party

The Sponsor has paid certain formation costs and deferred offering costs on behalf of the Company which are recorded as due to related party in the amount of $146,046 as of June 30, 2021 and $56,266 as of December 31, 2020, and which is due upon demand. On January 25, 2021, the liability was reduced in exchange for the issuance of Founder Shares to the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of June 30, 2021 and December 31, 2020, no administrative fees had been recorded or paid.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and securities that may be issued upon conversion of Working Capital Loans will have registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities under the Securities Act. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement for the initial public offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,875,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 12, 2021, the underwriter fully exercised its over-allotment option (see Note 8).

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the Public Offering, or $5,031,250 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were no Class B ordinary shares issued or outstanding. On January 25, 2021, the Company issued 5,000,000 Class B ordinary shares to its Sponsor. On April 9, 2021, the Sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 3,593,750 shares. As of June 30, 2021, there were 3,593,750 shares of Class B ordinary shares issued or outstanding, including up to 468,750 that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on July 12, 2021, the 468,750 shares were no longer subject to forfeiture (see Note 8).

Holders are entitled to one vote for each Class B ordinary share. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of Cayman Islands law or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Proposed Public Offering (not including Class A ordinary shares issuable to Maxim) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to our sponsor or its affiliates upon conversion of Working Capital loans).

Warrants — As of June 30, 2021 and December 31, 2020, there were no warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of twelve months from the closing of the Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 calendar days after the closing of the initial Business Combination, it will use commercially reasonable best efforts to file, and within 90 calendar days following the initial Business Combination to have declared effective, a registration statement with the SEC covering the ordinary shares issuable upon exercise of the warrants, to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within the period specified above following the consummation of the initial Business Combination, public holders of warrants may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If the Company’s ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Redemption of Warrants for Cash When the Price per Class A Ordinary Share Equals or Exceeds $18.00.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part:

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders (the “Reference Value”).

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be redeemable by the Company and (ii) will not be transferable, assignable or salable until the completion of the initial Business Combination and (iii) may be exercised for cash or a cashless basis at the holder’s option.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 12, 2021, the Company consummated the IPO of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,250,000 warrants to the Sponsor and Maxim (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000. Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Agrico Acquisition Corp.,” “our,” “us” or “we” refer to Agrico Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a Cayman Islands exempted company incorporated on July 31, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”).

Our sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 7, 2021. On July 12, 2021, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000. Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 7,250,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in this offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000.

Upon the closing of the Initial Public Offering and the Private Placement, $146,625,000 (approximately $10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the Private Placement, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will have 12 months (or up to 21 months if the Company extends the period of time to consummate a business combination by the full amount of time) from the closing of the Initial Public Offering, or July 12, 2023, to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2021 we had $24,402 in cash and a working capital deficit of $292,535, excluding deferred offering costs. Prior to the completion of our IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $300,000, of which had a balance outstanding as of June 30, 2021 and December 31, 2020 of $25,000 and $0, respectively. Additionally, the Sponsor, on our behalf, has paid certain formation and offering related costs which we record as due to related party, which had a balance outstanding as of June 30, 2021 and December 31, 2020 of $146,046 and $56,266, respectively.

After consummation of the IPO on July 12, 2021, we had approximately $1.2 million in our operating bank account, and working capital of approximately $0.9 million.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of June 30, 2021, we had not commenced any operations. All activity for the period from July 31, 2021 (inception) through June 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had net loss of $2,574, which consisted of formation costs and bank charges.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. As of June 30, 2021 and December 31, 2020, nothing has been accrued or paid.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On July 12, 2021, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $2,875,000 million in the aggregate at the closing of the Initial Public Offering, and the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $5,031,250 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering.  Offering costs amounted to $9,998,781 and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Ordinary Shares Subject to Possible Redemption

As of June 30, 2021, there were no Class A ordinary shares issued or outstanding. The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption will be classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption will presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Warrants as described in this Quarterly Report on Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

Our internal control over financial reporting did not result in the disclosure of the proper accounting policy regarding accounting classification of certain of the Warrants that were to be issued in the initial public offering, in the financial statements reported in the Company’s Prospectus filed on July 12, 2021 with the audited financial statements as of December 31, 2020 and unaudited financial statements as of March 31, 2021. Due to its impact on our financial statements, we determined this incorrect accounting policy disclosure to be a material weakness. This mistake in classification was identified during managements analysis of the final executed warrant agreement filed with the SEC for accounting treatment at the closing of the IPO when the warrants were issued, and the Company correctly accounted for the warrants issued on the audited financial statement as of July 12, 2021, field with the SEC on July 21, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 25, 2021, we issued an aggregate of 5,000,000 Founder Shares to DJCAAC LLC, our sponsor, for an aggregate purchase price of $25,000, or an average purchase price of approximately $0.005 per share. On April 9, 2021, our sponsor forfeited for no consideration an aggregate of 1,406,250 Founder Shares, which we cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

The registration statement for the Company’s Offering was declared effective on July 7, 2021. On July 12, 2021, the Company consummated its initial public offering of 14,375,000 Units, including 1,875,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. Each Unit consists of one Ordinary Share and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000.

In addition, our sponsor purchased an aggregate of 6,171,875 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,171,875. This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Maxim Group LLC (and/or its designees) purchased an aggregate of 1,078,125 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $1,078,125. This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Further, we issued 143,750 Class A ordinary shares to Maxim Group LLC (and/or its designees). This purchase took place on a private placement basis simultaneously with the completion of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of July 12, 2021, a total of $146,625,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Agrico Acquisition Corp. (incorporated by reference to Exhibit 3.1 of Agrico Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
4.1	Warrant Agreement, dated July 7, 2021, by and between Agrico Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Agrico Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 13, 2021).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Agrico Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on May 17, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Agrico Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on May 17, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Agrico Acquisition Corp.’s Registration Statement on Form S-1 filed with the SEC on May 17, 2021).
10.1	Letter Agreement, dated July 7, 2021, by and among Agrico Acquisition Corp., its executive officers, its directors, and DJCAAC LLC (incorporated by reference to Exhibit 10.1 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021).
10.2	Investment Management Trust Agreement, dated July 7, 2021, by and between Agrico Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021).
10.3	Registration Rights Agreement, dated July 7, 2021, by and among Agrico Acquisition Corp., DJCAAC LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021).
10.4	Indemnity Agreements, each dated as of July 7, 2021, by and between Agrico Acquisition Corp. and each of the officers and directors of Agrico Acquisition Corp. (incorporated by reference to Exhibit 10.4 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated July 7, 2021, by and among Agrico Acquisition Corp., DJCAAC LLC and Maxim Group LLC (incorporated by reference to Exhibit 10.5 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021).
10.6	Share Escrow Agreement, dated July 7, 2021, by and among the Company, DJCAAC LLC and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.6 of Agrico Acquisition Corp.’s Current Report on Form 8 K filed with the SEC on July 13, 2021)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2021	AGRICO ACQUISITION CORP.

	By:	/s/ Roberto Perez Silva
Name: Roberto Perez Silva
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)