Form 10-Q
period 2021-09-30
Agrico Acquisition Corp.
filed 2021-11-15
CIK 1842219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 14,518,750 Class A ordinary shares, par value $0.0001, and 3,593,750 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

AGRICO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AGRICO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$959,953	$—
Prepaid expenses	37,788
Total current assets	997,741	—
Cash and marketable securities held in Trust Account	146,634,542	—
Deferred offering costs	—	96,594
Total assets	$147,632,283	$96,594

Liabilities and Shareholders’ Deficit
Accrued offering costs and expenses	$65,365	$50,000
Promissory Note - Related Party	171,356	—
Due to related party	—	56,266
Total current liabilities	236,721	106,266
Deferred underwriters’ fee	5,031,250	—
Total liabilities	5,267,971	106,266

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 14,375,000 Class A ordinary shares at redemption value of $10.20 per share	146,625,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 143,750 and no shares issued and outstanding, excluding 14,375,000 and no shares subject to redemption, as of September 30, 2021 and December 31, 2020, respectively	14	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	359	—
Additional paid-in capital	—
Accumulated deficit	(4,261,061)	(9,672)
Total shareholders’ deficit	(4,260,688)	(9,672)
Total Liabilities and Shareholders’ Deficit	$147,632,283	$96,594

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from July 31, 2020 (inception) through September 30, 2020
General and administrative costs	$96,703	$99,277	$5,983
Loss from operations	(96,703)	(99,277)	(5,983)

Other income:
Interest earned on cash and marketable securities held in Trust Account	9,542	9,542	—
Total other income	9,542	9,542	—

Net loss	$(87,161)	$(89,735)	$(5,983)

Weighted average shares outstanding of Class A ordinary shares	12,782,813	4,307,761	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.01)	$—
Weighted average shares outstanding of Class B ordinary shares	3,537,704	2,989,354	—
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.01)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM JULY 31,2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	—	$—	—	$—	$—	$(9,672)	$(9,672)
Issuance of Class B ordinary shares to Sponsor	—	—	3,593,750	359	24,641	—	25,000
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(9,672)	$15,328
Net loss	—	—	—	—	—	(2,572)	(2,572)
Balance as of June 30, 2021	—	$—	3,593,750	$359	$24,641	$(12,246)	$12,754
Sale of 7,250,000 Private Placement warrants	—	—	—	—	7,250,000	—	7,250,000
Issuance of 143,750 shares to underwriters’ representative	143,750	14	—	—	1,437,486	—	1,437,500
Overfunding of trust account for redemption of Class A ordinary shares	—	—	—	—	(2,875,000)	—	(2,875,000)
Accretion of Class A ordinary shares carrying value to redemption value	—	—	—	—	(5,837,127)	(4,161,654)	(9,998,781)
Net loss	—	—	—	—	—	(87,161)	(87,161)
Balance as of September 30, 2021	143,750	$14	3,593,750	$359	$—	$(4,261,061)	$(4,260,688)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of July 31, 2020	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(5,983)	(5,983)
Balance as of September 30, 2020	—	$—	—	$—	$—	$(5,983)	$(5,983)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	For the nine months ended September 30, 2021	For the period from July 31, 2020 (inception) through September 30, 2020
Cash flows from operating activities:
Net loss	$(89,735)	$(5,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	5,983
Interest earned on cash and investments held in trust account	(9,542)	—
Changes in operating assets and liabilities:
Prepaid expenses	(37,788)	—
Accrued offering costs and expenses	15,365	—
Net cash used in operating activities	(121,700)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(146,625,000)	—
Net cash used in investing activities	(146,625,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	140,875,000	—
Proceeds from sale of private placement warrants	7,250,000	—
Proceeds from issuance of promissory note to related party	25,000	—
Payment of offering costs	(443,347)	—
Net cash provided by financing activities	147,706,653	—

Net change in cash	959,953	—
Cash, beginning of period	—	—
Cash, end of the period	$959,953	$—

Supplemental disclosure of cash flow information:
Issuance of Class B ordinary shares in exchange for due to related party	$25,000	$—
Deferred offering costs paid by related party	$115,090	$48,262
Issuance of shares to underwriter representative	$1,437,500	$—
Initial Classification of Class A ordinary shares subject to possible redemption	$146,625,000	$—
Deferred underwriting commissions payable charged to accumulated deficit	$5,031,250	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 — Organization and Business Operations

Agrico Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 31, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 7, 2021 (the “Effective Date”). On July 12, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,250,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in this offering (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000, which is discussed in Note 5. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees paid at the time of the IPO, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

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

Liquidity and Capital Resources

As of September 30, 2021 the Company had $959,953 in cash and a working capital of $722,520. The Company’s liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported audited balance sheet included on Form 8-K . The Company previously determined the ordinary share subject to possible redemption to be equal to the redemption value of $10.20 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

There has been no change in the Company’s reported total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statement is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of July 12, 2021 (as per form 8K filed on July 21, 2021)
Class A Ordinary share subject to possible redemption	$137,448,733	$9,176,267	$146,625,000

Class A Ordinary shares, $0.0001 par value	104	(90)	14
Additional Paid in Capital	5,014,523	(5,014,523)	-
Accumulated Deficit	(14,977)	(4,161,654)	(4,176,631)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(9,176,267)	$(4,176,258)
Number of Class A Ordinary shares subject to redemption	13,475,366	899,634	14,375,000

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from July 31, 2020 (inception) to December 31, 2020 as filed with the SEC on July 12, 2021. The interim results for the three and nine months ended September 30, 2021 and are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2021
U.S. Treasury Securities	146,634,155	-	(71)	146,634,084
	$146,634,155	$-	$(71)	$146,634,084

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the Public Offering.  Offering costs amounted to $9,998,781 and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,437,500 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(68,268)	$(18,893)	$(52,974)	$(36,761)

Denominator:
Weighted-average shares outstanding	12,782,813	3,537,704	4,307,761	2,989,354

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$146,625,000
Less:
Class A ordinary share issuance costs	(9,998,781)
Plus:
Accretion of carrying value to redemption value	9,998,781
Class A ordinary shares subject to possible redemption	$146,625,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 — Initial Public Offering

On July 12, 2021, the Company initially sold 14,375,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (See Note 8).

In connection with the closing of the IPO, the Company issued to Maxim 143,750 Class A ordinary shares (the “representative shares”). Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial business combination within 12 months (or up to 21 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,250,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be redeemable by the Company and (ii) will not be transferable, assignable or salable until the completion of the initial Business Combination and (iii) may be exercised for cash or a cashless basis at the holder’s option (see Note 8).

Note 6 — Related Party Transactions

Founder Shares

On January 25, 2021, the Sponsor was issued 5,000,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”) for $25,000, or approximately $0.005 per share, which proceeds were used to reduce the amount due to a related party. On April 9, 2021, the sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Founder Shares, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares, which included up to 468,750 founder shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part. Due to the underwriters’ exercise of their full over-allotment on July 12, 2021, these 468,750 Founders Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On January 22, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing and payable after the date of the consummation of the Public Offering. As of September 30, 2021 and December 31, 2020, the Company had borrowed $171,356 and $0, respectively, which is currently due upon demand.

Due to Related Party

The Sponsor has paid certain formation costs and deferred offering costs on behalf of the Company which are recorded as due to related party in the amount $56,266 as of December 31, 2020, and which is due upon demand. On January 25, 2021, the liability was reduced by $25,000 in exchange for the issuance of Founder Shares to the Sponsor. As of September 30, 2021, there is no amount due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed, the Company agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and nine months ended September 30, 2021, $27,742 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from July 31 (inception) through September 30, 2020.

Note 7 — Commitments and Contingencies

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

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,875,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On July 12, 2021, the underwriter fully exercised its over-allotment option.

The underwriters are entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the Public Offering, or $5,031,250 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 143,750 and no Class A ordinary shares issued and shares outstanding, excluding 14,375,000 and no Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were no Class B ordinary shares issued or outstanding. On January 25, 2021, the Company issued 5,000,000 Class B ordinary shares to its Sponsor. On April 9, 2021, the Sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 3,593,750 shares. As a result of the underwriters’ election to fully exercise of their over-allotment option on July 12, 2021, the 468,750 shares were no longer subject to forfeiture. As of September 30, 2021 and December 31, 2020, there were 3,593,750 and no Class B ordinary shares issued or outstanding, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Public Offering (not including Class A ordinary shares issuable to Maxim) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to our sponsor or its affiliates upon conversion of Working Capital loans).

Warrants — As of September 30, 2021, there were 7,187,500 public warrants and 7,250,000 private placement warrants outstanding. At December 31, 2020, there were no warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of twelve months from the closing of the Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$146,634,542

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 7, 2021. On July 12, 2021, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000. Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees paid at the time of the IPO, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

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

Liquidity and Capital Resources

As of September 30, 2021 we had $959,953 in cash and a working capital of $722,520. Prior to the completion of our IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $300,000, which as of September 30, 2021, has a $171,356 balance outstanding.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from July 31, 2020 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering, and, subsequent to the IPO, identifying a target company for a Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $87,161 which consisted of $96,703 general and administrative expenses, that offsets the interest income of $9,542 on the Trust Account.

For the nine months ended September 30, 2021, we had net loss of $89,735 which consisted of $99,277 of general and administrative expenses, that offsets the interest income of $9,542 on the Trust Account.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2021, $27,742 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from July 31, 2020 (inception) through September 30, 2020.

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

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary share for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Ordinary Shares Subject to Possible Redemption

All of the 14,375,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to the restatement of our financial statement as of July 13, 2021 for the classification of redeemable Class A Shares, as described below, which constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatement to Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on July 21, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2021	AGRICO ACQUISITION CORP.

	By:	/s/ Roberto Perez Silva
		Name:	Roberto Perez Silva
		Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)