Form 10-K
period 2021-12-31
Agrico Acquisition Corp.
filed 2022-04-01
CIK 1842219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40586

AGRICO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1551728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (346) 800-5508

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and one-half of one redeemable warrant	RICOU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	RICO	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share	RICOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of June 30, 2021, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 31, 2022, there were 14,518,750 Class A ordinary shares, par value $0.0001, and 3,593,750 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGRICO ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

CERTAIN TERMS

References to “the Company,” “Agrico,” “our,” “us” or “we” refer to Agrico Acquisition Corp., a blank check company incorporated in the Cayman Islands on July 31, 2020. References to our “Sponsor” refer to DJCAAC, LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Agrico Acquisition Corp., which closed on July 12, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to select an appropriate target business or businesses;

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

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

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 7,250,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000.

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

Recent Developments

Merger Agreement

On January 30, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Figgreen Limited, a private limited company incorporated in Ireland with registered number 606356 (“Pubco”), (ii) Kalera Cayman Merger Sub, a Caymans Islands exempted company (“Cayman Merger Sub”), (iii) Kalera Luxembourg Merger Sub SARL, a limited liability company incorporated under the laws of the Grand Duchy of Luxembourg (“Lux Merger Sub” and, together with Cayman Merger Sub, the “Merger Subs”) and (iv) Kalera AS, a Norwegian private limited liability company (the “Kalera”).

Pursuant to the Business Combination Agreement, (i) a merger will occur, pursuant to which Cayman Merger Sub will merge with and into Agrico, with Agrico continuing as the surviving entity and as a wholly owned subsidiary of Pubco (the “First Merger”) and Agrico will issue ordinary shares to Pubco (the “Agrico Share Issuance”) and the holders of ordinary shares will receive shares in the capital of Pubco and holders of warrants of Agrico will have their Agrico warrants assumed by Pubco and adjusted to become exercisable for shares in the capital of Pubco, in each case as consideration for the First Merger and the Agrico Share Issuance, (ii) at least one (1) business day following the First Merger and subject thereto, the second merger will occur, pursuant to which Lux Merger Sub will merge with and into Kalera with Kalera as the surviving entity of the second merger (the “Second Merger”) and in this context Kalera will issue shares to Pubco (the “Kalera Share Issuance”), and (iii) immediately following the Second Merger and the Kalera Capital Reduction (as defined below), the shareholders of Kalera (the “Kalera Shareholders”) (except Pubco) will receive shares in the capital of Pubco and the holders of Kalera’s outstanding options (the “Kalera Options”) will receive options in the capital of Pubco, in each case as consideration for the ordinary shares of Kalera (the “Kalera Shares”) and the Kalera Options being cancelled and ceasing to exist or being assumed (as applicable) upon completion of the Second Merger by way of a capital reduction pursuant to the Luxembourg Companies Act (the “Kalera Capital Reduction”). As a result of the transactions contemplated by the Business Combination Agreement, Kalera will be a wholly owned subsidiary of Pubco.

Upon consummation of the First Merger, (i) each Class A ordinary share of Agrico outstanding immediately prior to the effective time of the First Merger (the “First Merger Effective Time”) will be automatically cancelled in exchange for and converted into one ordinary share of Pubco (the “Pubco Ordinary Shares”), (ii) each Class B ordinary share of Agrico outstanding immediately prior to the First Merger Effective Time will be automatically cancelled in exchange for and converted into one Pubco Ordinary Share, and (iii) each outstanding public Agrico Warrant (the “Agrico Public Warrants”) and private Agrico warrants will remain outstanding and will automatically be adjusted to become a Pubco Warrant.

Upon consummation of the Second Merger, each Kalera Share outstanding immediately prior to the Second Merger Effective Time will be cancelled and cease to exist in the context of the Kalera Capital Reduction against the issuance of (i) the number of Pubco Ordinary Shares equal to the Exchange Ratio (as defined below) (the aggregate number of Pubco Ordinary Shares so issued, the “Exchange Shares”) and (ii) one CVR per Kalera Share. “Exchange Ratio” means 0.091. The number of Exchange Shares will be determined prior to the Second Merger Effective Time in accordance with the terms of the Business Combination Agreement and will cause, assuming no public shareholders of Agrico exercise their redemption rights, Kalera Shareholders to own approximately 52% of the issued and outstanding Pubco Ordinary Shares.

Consideration

The First Merger: Consideration to Agrico Security holders

The first transaction that comprises the Business Combination is the First Merger, pursuant to which Cayman Merger Sub will merge with and into Agrico, with Agrico surviving and being a wholly-owned subsidiary of Pubco.

Upon consummation of the First Merger, (i) each Agrico Class A ordinary share outstanding immediately prior to the First Merger Effective Time will be automatically cancelled in exchange for and converted into one Pubco Ordinary Share (ii) each Agrico Class B ordinary share outstanding immediately prior to the First Merger Effective Time will be automatically cancelled in exchange for and converted into one Pubco Ordinary Share, and (iii) each outstanding Agrico Public Warrant and Agrico Private Warrant will remain outstanding and will automatically be adjusted to become a Pubco Warrant, respectively. As a result of the First Merger and the conversion or automatic adjustment (as applicable) of Agrico securities into securities of Pubco, the rights of Agrico security holders will change in material ways.

The Second Merger: Consideration to Kalera Security holders

At least one (1) business day following the First Merger and subject thereto, Pubco, Kalera and Lux Merger Sub will cause the Second Merger to be consummated, pursuant to which Lux Merger Sub will merge with and into Kalera with Kalera as the surviving entity of the Second Merger and in this context Kalera will issue shares to Pubco. Immediately following and in connection with the Second Merger, the Kalera Shareholders (except Pubco) will receive shares in the capital of Pubco and contractual contingent value rights (each a “CVR”), which represent the right to receive up to two contingent payments of Pubco Ordinary Shares, and the holders of the Kalera Options will receive options in the capital of Pubco and, in the case of holders of In-the-Money Options, CVRs, in each case as consideration for the Kalera Shares and the Kalera Options being cancelled and ceasing to exist or being assumed (as applicable) upon completion of the Second Merger by way of the Kalera Capital Reduction. Each CVR represents a contingent right to receive additional Pubco Ordinary Shares, issuable upon the achievement of certain milestones, including: (i) Pubco Ordinary Shares trading at or over a market price of $12.50; and (ii) Pubco Ordinary Shares trading at or over a market price of $15.00, in each case, for 20 trading days within a 30 trading-day period, based on volume-weighted average trading prices. The amount of shares issuable to each CVR holder for the achievement of each milestone is, in each case, a pro rata portion of an amount of Pubco Ordinary Shares equivalent to 5% of the amount of Kalera Shares outstanding as of immediately following the Kalera Capital Reduction on a fully-diluted basis.

Upon consummation of the Second Merger, each Kalera Share outstanding immediately prior to the Second Merger Effective Time will be cancelled and cease to exist in the context of the Kalera Capital Reduction against the issuance of (i) the number of Pubco Ordinary Shares equal to the Exchange Ratio and (ii) one CVR per Kalera Share.

Closing of the Business Combination

The consummation of the First Merger and related transactions (the “First Closing”) will take place on the fifth business day following the satisfaction or waiver of the conditions to closing set forth in the Business Combination Agreement, unless Agrico and Kalera agree in writing to another date or time. The consummation of the Business Combination (other than those transactions which occur on the First Closing) (the “Second Closing” and together with the First Closing, the “Closings” and each, a “Closing”) will take place on the first business day after the First Closing, unless Agrico and Kalera agree in writing to another date or time.

Certain Related Agreements

Sponsor Support Agreement

In connection with their entry into the Business Combination Agreement, Agrico and Kalera entered into the Sponsor Support Agreement with DJCAAC LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which the Sponsor agreed (i) to vote the Agrico ordinary shares held by them in favor of the approval and adoption of the Business Combination Agreement and approval of the business combination proposal and the Business Combination, (ii) to not transfer, during the period commencing on the date of the Sponsor Support Agreement and ending on the earlier of (a) the First Closing and (b) the liquidation of Agrico, any Agrico ordinary shares owned by the Sponsor, (iii) to not transfer any Lock-up Shares until the end of the Lock-up Period (each as defined therein), and (iv) to transfer to Agrico, surrender and forfeit a certain amount of Agrico’s Class B ordinary shares in the event that the amount of Agrico ordinary shares redeemed pursuant to the Redemption meet the threshold specified therein.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is filed as Exhibit 10.1 to this Current Report on Form 8-K, and incorporated herein by reference.

Company Holders Support Agreements

In connection with their entry into the Business Combination Agreement, Agrico and Kalera entered into the Kalera Holders Support Agreement with certain shareholders of Kalera, whose names appear on the signature pages thereto (such shareholders, the “Major Shareholders”, and such agreement, the “Kalera Holders Support and Lock Up Agreement”), pursuant to which each Major Shareholder agreed (i) to vote all of such Major Shareholder’s Covered Shares (as defined therein) held by them in favor of the approval and adoption of the Business Combination Agreement and the Business Combination, (ii) to not transfer, prior to the date of the Second Closing, any of such Major Shareholder’s Covered Shares, and (iii) to not transfer any Lock-up Shares until the end of the Lock-up Period (each as defined therein).

In connection with their entry into the Business Combination Agreement, Agrico and Kalera entered into the Kalera Holders Support Agreement with certain shareholders of Kalera, whose names appear on the signature pages thereto (such shareholders, the “Non-Major Shareholders”, and such agreement, the “Kalera Holders Support Agreement”), pursuant to which each Kalera Shareholder agreed (i) to vote all of such Kalera Shareholder’s Covered Shares (as defined therein) held by them in favor of the approval and adoption of the Business Combination Agreement and the Business Combination and (ii) to not transfer, prior to the date of the Second Closing, any of such Kalera Shareholder’s Covered Shares.

Our Company

We are a newly incorporated Cayman Islands exempted company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search on targets in agriculture, horticulture, and aquaculture that aim to improve yield, efficiency or profitability in the production, processing, distribution, provision of capital, or consumption of outputs, inputs, data, technology or other services (“AgTech”) located in the United the Americas.

Our management team believes that the intersection of agriculture and technology represents a tremendous opportunity for investment. The AgTech sector is focused on companies in agriculture, horticulture, and aquaculture that aim to improve yield, efficiency or profitability in the production, processing, distribution, provision of capital, or consumption of outputs, inputs, data, technology or other services. With the world population projected to grow to 9.8 billion by 2050, the agriculture sector is being forced to do more with less. As a result of this disruption, a cross-section of technologies and disciplines are being used by progressive start-ups to boost global food supplies. In addition to increasing production, there is also a renewed focus on sustainability. There is a desire for better tracking, transparency, and security in our food system. Consequently, our management believes that their experience with innovative technologies and responsible natural resources will enable them to identify unique opportunities in the sector.

Our Management Team

Our management team consists of experienced deal makers, operators, and investors who have expertise working with companies across the global supply chain. Mr. de Jong, our Chairman and Chief Executive Officer, has built technology, blockchain, and infrastructure companies around the world. Our board of directors has significant expertise operating and investing in companies across technology, agriculture, data analytics, infrastructure, and emerging markets. For further information on our management team’s experience, see the section titled “Management.”

Being based in Texas will allow us to leverage the substantial proprietary deal sourcing, investing and operating expertise of our management team and advisors, including relationships with business leaders and leading entrepreneurs. In addition, we intend to leverage the deep relationships and long-standing experience that our management team and strategic advisors command in the agricultural and technology venture capital and private equity sectors. We believe that this combination of relationships and experience will put us in an excellent position to locate potential targets, particularly those owned by private equity funds.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Business Combination Criteria

Our business combination criteria will not be limited to a particular industry or geographic sector, however, given the experience of our management team and board, we intend to focus our search on AgTech targets located in the Americas. We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines to evaluate business combination opportunities, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines.

●	Large and Compelling Growth Market. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside.

●	Attractive, Inherently Profitable Business With High Operating Leverage. We will seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also have inherently profitable unit economics.

●	Strong Management Teams. We intend to acquire a business that has an experienced management team with a proven track record for producing rapid growth and with an ability to clearly and confidently articulate the business and market opportunities to public market investors. As such, we will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time as needed.

●	Opportunity for Operational Improvements. We will seek to identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the target’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team.

●	Differentiated Products or Services. We will evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

●	Limited Technology Risk. We will seek to invest in companies that have established market-tested products or service offerings, and do not lend themselves to erratic technology risks.

●	Appropriate Valuations. We will seek target companies for our initial business combination based on disciplined valuation-centric metrics. Management has significant negotiating and operating experience and recognizes the initial valuation is an important component of the ultimate rate of return.

●	Benefit From Being a Public Company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Leading Industry Position and Competitive Market Advantage. We intend to focus on targets located in the Americas and operating within the AgTech sector, which we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. We will seek to acquire a business whose products utilize a proprietary or patented technology, have dominant market position in a specific geographic or technological niche, or have some other form of distinct competitive advantage. The factors we intend to consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms.

●	Potential to Grow, Including Through Further Acquisition Opportunities. We will seek to acquire a business which has the potential to supplement its organic growth with a pipeline of potentially actionable acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

●	High Organic Revenue Growth, Attractive Gross Margins, Prudent Debt. We will seek to acquire a business that will have the ability to grow rapidly across various market conditions and in varying economic cycles and the near-term potential to generate significant increases in revenue as well as strong and sustainable operating margins. To provide reliable guidance, we would also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics.

●	Sourced on a Proprietary Basis. We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or at the tail end of a process when other alternatives have been eliminated, on the strength of our prior experience in closing business combinations or because our company is most appropriately sized to the target.

●	Preparedness for the Process and Public Markets. We will seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Competitive Strengths and Advantages

We believe that our management team is well positioned to consummate an initial business combination due to its combination of operating and investing expertise. We believe that the most likely target business will be those companies at a strategic inflection point, such as rapidly growing companies stepping out from the control of private equity or venture capital owners, family owned businesses seeking some liquidity, or business units being carved out from larger conglomerates. In these scenarios in particular, we believe the experience our management team brings in successfully scaling companies, especially those in the public markets, will be looked upon favorably by both the target company as well as public shareholders.

Specifically, we believe our competitive strengths to be the following:

●	Experienced Management Team. Our management team and strategic advisors have a substantial investment track record and advisory experience, significant knowledge of blockchain technology and data analytics, access to proprietary deal flow, and strong relationships with business leaders and entrepreneurs in the agricultural and financial technology industries. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully complete an initial business combination. In addition, our Chairman and Chief Executive Officer has prior experience in entrepreneurship, venture capital, public offerings, and acquisition led growth strategies across multiple industries but with a focus in the technology and infrastructure space.

●	Flexible Structure. With a public market for our ordinary shares and $127,500,000 (or $146,625,000 if the over-allotment option is exercised in full) in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our shares, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status. We believe our status as a public company will make us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with shareholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

●	Established Deal Sourcing Network and Personal Contacts. We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s prior involvement in successful investments, will give us a competitive advantage when sourcing potential target business opportunities, relationships with private equity and venture capital firms, and through investment bankers who we believe are likely to provide us with potential combination targets.

●	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked in emerging markets, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors intend to apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

●	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

●	Investment Expertise. Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led over 300 acquisitions and investments.

●	Broad Sector Focused Expertise. Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: agriculture, technology, blockchain, infrastructure, data analytics, energy, and emerging markets.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on July 12, 2021.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

Our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $664,428 in cash held outside of the Trust Account and a working capital surplus of $467,648. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, and our telephone number is (346) 800-5508. An affiliate of our Sponsor is making this space available to us as part of a monthly administrative fee of $10,000. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “RICOU” on or about July 8, 2021, and the Class A ordinary shares and warrants began separate trading on Nasdaq under the symbols “RICO” and “RICOW,” respectively, on or about August 30, 2022.

Holders of Record

As of December 31, 2021, there were 14,518,750 Class A ordinary shares issued and outstanding held by approximately 2 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended December 31, 2021, we had a net loss of $372,974, which was comprised of mostly general and administrative costs of $392,469 net of interest income of $19,675 from investments in our trust account. The general and administrative expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants.

For the period from July 31, 2020 (inception) to December 31, 2020, we had a net loss of $9,672, which was comprised of mostly general and administrative costs which were primarily due to professional fees for the auditors, legal counsel and consultants.

The proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 21 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

For the year ended December 31, 2021, we earned $19,675 in interest income in the Trust Account. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. There was no interest earned in 2020 as our IPO occurred in 2021.

We agreed pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $57,742 under this agreement. There were no amounts paid or charged for the period from July 31, 2020 (inception) through December 31, 2020.

Liquidity, Capital Resources and Going Concern Consideration

As of December 31, 2021, we had $664,428 in cash and a working capital of $467,648. Prior to the completion of our IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $200,000, which we borrowed and repaid $171,356 in 2021 and had no outstanding balance as of December 31, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, July 12, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2021, $57,742 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from July 31, 2020 (inception) through December 31, 2020.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as  non-current  liabilities as the liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional  paid-in  capital (to the extent available), accumulated deficit, and Class A ordinary shares.

Net Income (loss) Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,437,500 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting for our redeemable Class A Shares and for complex financial instruments, which led to errors in the accounting for our warrants. Due to the impact on our financial statements, we determined that we have a material weakness in internal control over financial reporting.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Brent de Jong	46	Chairman and Chief Executive Officer
Roberto Perez Silva	39	Chief Financial Officer
John Alexander Baker	50	Director
Donald C. Hubbard, Jr.	63	Director
Christopher J. Ornee	46	Director and Secretary
Brian Zatarain	46	Director

Brent de Jong has served as a member of our board of directors since July 31, 2020, and as our Chief Executive Officer and as Chairman of our board of directors since July 7, 2021. Since December 2011, Mr. de Jong has been the managing partner of De Jong Capital LLC, a family office affiliated with our sponsor that is focused on emerging markets, special situations, and has served since November 2019, as Chairman of Emergent Technology Ltd. and its predecessors, a technology and financial services business. Mr. de Jong has over 20 years of experience leading successful business transformations and transitions. Mr. de Jong also has broad expertise investing in technology, infrastructure, financial services, and emerging markets. From October 2016 to November 2019 served as Chairman of Itafos, a vertically integrated phosphate Fertilizer business that is listed on TSX.V. From April 2016 until November 2019, Mr. de Jong served as a partner at Castlelake LP, leading Special Situations investments. From September 2013 to November 2019, Mr. de Jong was a board member and advised RA Holdco, a Middle Eastern investment manager (f.k.a. Arcapita) with holdings throughout Asia, the Middle East, Europe, and the United States. RA Holdco was the first Shariah compliant bankruptcy completed in the US. From May 2002 to July 2011, Mr. de Jong served as an investment professional at Ashmore Investment Management Ltd, an emerging market fund manager, leading Special Situations and as member of the firm’s investment committee. While at Ashmore, Mr. De Jong was seconded to Ashmore Energy International in 2006, where he served as chief executive officer and vice chairman of the board of directors until 2009. Mr. De Jong led the consortium of shareholders that founded Ashmore Energy International in 2005, from Enron International, and negotiated the break-up and sale of AEI’s assets in 2011 for an aggregate price of $4.8 billion. Prior to Ashmore, from July 1997 to May 2002, Mr. de Jong worked at JPMorgan in its financial institutions group in London, where he focused on mergers and acquisitions in the emerging markets of Europe, the Middle East and Africa, and in the structured finance group in New York. Mr. de Jong earned a bachelor’s degree in Economics from Georgetown University.

Roberto Perez Silva has served as our Chief Financial Officer since July 7, 2021. Since March 2021, Mr. Perez Silva has served as CFO of Savia Peru. Prior to Savia Peru, from July 2018 to March 2021, Mr. Perez Silva served as SVP of Finance and Corporate Development of Emergent Technology Holdings, a company with investments in several technology ventures. Prior to Emergent Technology Holdings, from October 2009 to June 2017, Mr. Silva was Head of Portfolio Management and Head of Investments at Ashmore Management Company Colombia, Colombia’s largest private-equity fund manager, where he was responsible for overseeing the entire portfolio of investee companies and directing the investment team. Before joining Ashmore Management Company Colombia, Mr. Perez Silva was based in Houston as part of the business development team of Ashmore Energy International from February 2007 to June 2008. Prior to Ashmore Energy International, between October 2004 and January 2007, he was at Inverlink, Colombia’s most successful investment banking boutique Mr. Perez Silva earned a BS degree from Loyola University and a Masters in Management degree from Stanford University.

John Alexander Baker has been a member of our board of directors since July 31, 2020. Mr. Baker has extensive experience in food and agribusiness industry and capital markets. He worked as director (private equity) and the senior manager for food processing of the State General Reserve Fund, the sovereign wealth fund of the Sultanate of Oman, investing in a diversified portfolio of asset classes worldwide, from November 2016 to January 2020. Mr. Baker served as chief executive officer of First Agriculture Holdings Pte. Ltd., an investment holding company dedicated to investing in food and agribusiness in the Asia Pacific region, from September 2012 to January 2016. He began his career in March 1996 working as an agricultural economist for the Australian Agricultural Company Limited, at the time the largest pastoral company in the world. In April 1998, Mr. Baker joined Macarthur Agribusiness, a Brisbane-based advisory company delivering corporate advisory services to food and agribusiness industries mainly in Australia. Mr. Baker subsequently joined Rabobank International, Singapore in June 2002, a wholesale and international retail bank offering customized banking and finance solutions to businesses involved in food and agribusiness, and became an associate director (mergers and acquisitions) in June 2004. In July 2006, he joined Louis Dreyfus Commodities Asia Pte. Ltd. as the head of mergers and acquisitions in Asia, a company engaged in processing and sales of agricultural products. Mr. Baker joined Deutsche Asset Management (Asia) Pte. Ltd., Singapore (“DeAM”) (which later became Duxton Asset Management after a management buyout), the asset management arm of Deutsche Bank in Asia, serving as vice president focusing on farmland investments in June 2008. He re-joined Rabobank International, Singapore in September 2009, serving as assistant general manager and regional head Asia (food and agribusiness research). Mr. Baker earned a bachelor’s degree of Agricultural Economics from University of New England. He also earned an advanced certificate in Business Studies (Real Estate) from Swinburne University of Technology. We believe that Mr. Baker is qualified to serve as our director because he has in depth and experience in financing, investments and management for over 20 years.

Donald C. Hubbard, Jr. has been a member of our board of directors since January 22, 2021. From May 2015 through October 2018, Hubbard led the Energy Infrastructure Investment Group for Barings, a wholly owned asset manager of The Mass Mutual Group. Barings has AUM in excess of $300 Billion and established a captive fund to invest Mass Mutual proprietary equity capital in various industries. In 2017, Barings established a traditional private equity fund, where Hubbard lead Barings’ investments in the Energy Infrastructure industry. During his tenure with Barings, Mr. Hubbard served as the Barings Board representative for an energy infrastructure company with operating assets in 6 countries, and was also the Board representative for an asset in the agriculture industry that held over 11,000 acres of developed farmland in the United States. In October 2018, Mr. Hubbard was engaged by the energy infrastructure company in the Barings portfolio to serve as the project developer and manager of a complex infrastructure project located in the Dominican Republic, which invested in several components of the value chain for liquified natural gas encompassing a new receiving and regasification terminal, a new 60 km natural gas pipeline, and the conversion of an existing 300 MW power plant from diesel to natural gas burning The project required cross-discipline management of several teams within the Barings portfolio company simultaneously with teams within the operations of the existing LNG terminal. Mr. Hubbard earned a BS degree from the United States Naval Academy and a JD degree from the University of Maryland School of Law.

Christopher J. Ornee has been a member of our board of directors since July 31, 2020 and was appointed secretary on January 22, 2021. Mr. Ornee is currently a partner at De Jong Capital LLC, a family office affiliated with our sponsor that is focused on emerging markets, special situations. Mr. Ornee has broad expertise in data analytics and operations, having led the Data Operations and Client Operations groups for S&P Global Market Intelligence from 2015-2020. Prior to S&P, Mr. Ornee led the Research & Product Operations teams from 2008-2015 at SNL Financial, a financial data and analytics provider. Mr. Ornee also served as a portfolio manager and trader from 2007-2008 for the Bentford Group, a global macro hedge fund. Mr. Ornee began his financial services career as a real estate investment banker and worked for FBR Capital Markets from 2006-2007. Prior to FBR, he served as an officer and pilot in the United States Navy from 1997-2006. Mr. Ornee earned an MS degree in Finance from Johns Hopkins University, and a BS degree in Economics from the United States Naval Academy.

Brian Zatarain has been a member of our board of directors since May 14, 2021. Mr. Zatarain is a senior executive with 24 years of hands-on and diverse strategic, investment, finance and operations experience. Mr. Zatarain is currently the managing partner at Zatarain Resources, an independent advisory services company, that he started in June 2011 and also concurrently serves as an operating partner, since May 2020, at U.S. Grid Company, a grid resiliency and energy transition development company and an operating partner, since January 2021, at De Jong Capital LLC, a family office affiliated with our sponsor that is focused on emerging markets, special situations. From October 2016 through May 2019, Mr. Zatarain was the chief executive officer at Itafos, a vertically integrated phosphate fertilizers and specialty products company listed on the TSX-V. From May 2005 through June 2011, Mr. Zatarain was an executive vice president at Ashmore Energy International (AEI) where he chaired the investment committee and was responsible for strategy, corporate and business development and enterprise risk management. From February 2000 through April 2005, Mr. Zatarain worked in the international business development and asset management group at Enron Corp. and was a key member of the team that created and executed the equity spin-off exit strategy of Enron Corp.’s international businesses through the formation of Prisma Energy International (not related to Prisma Energy below), which was subsequently sold to AEI. From May 1997 through January 2000, Mr. Zatarain worked at Coastal Corp. supporting the execution of its international energy infrastructure acquisition and greenfield development strategy. Mr. Zatarain has co-founded several companies including in 2017, Prisma Energy, a renewable and battery storage investment holding company and in 2011, Zaff, an investment management company. Mr. Zatarain has served as a director on the board of directors of public and private phosphate fertilizers and specialty products companies, power and gas utility companies, renewable energy companies, oil and gas production and transportation companies, city lighting companies and an energy infrastructure fund. Mr. Zatarain holds a Master of Business Administration from Duke University and a Bachelor of Arts in economics from the University of Texas.

Officers and Directors;

Our board of directors consists of five members. Our amended and restated memorandum and articles of association provide that the authorized number of directors may be changed only by resolution of the board of directors. Subject to the terms of any preference shares, any or all of the directors may be removed from office at any time by the affirmative vote of holders of a majority of the voting power of all then outstanding shares entitled to vote generally in the appointment of directors, voting together as a single class. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Baker and Hubbard are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Ornee, Baker and Hubbard are the members of our audit committee, and Mr. Ornee is the chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Baker and Hubbard meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ornee qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Baker and Hubbard are the members of our compensation committee, all of whom are independent. Mr. Baker is the chair of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for 12 months (or up to 21 months if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating and corporate governance committee, all of whom must be independent. Messrs. Baker and Hubbard are the members of our nominating and corporate governance committee, all of whom are independent. Mr. Hubbard is the chair of the compensation committee.

The nominating and corporate governance committee will consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on July 7, 2021, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2022 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 14,518,750 Class A ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of December 31, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
DJCAAC, LLC (Our Sponsor)	3,593,750	(2)	20.0%
Brent de Jong	3,593,750	(3)	20.0%
Roberto Perez Silva	—		—
John Alexander Baker	—		—
Christopher J. Ornee	—		—
Donald Hubbard, Jr.	—		—
Brian Zatarain			—
All officers and directors as a group
(6 individuals)	3,593,750		20%
Saba Capital Management, L.P.(4)	1,100,000		7.6%
Boaz R. Weinstein(4)	1,100,000		7.6%
Saba Capital Management GP, LLC(4)	1,100,000		7.6%
Highbridge Capital Management, LLC(5)	1,366,051		9.5%
Highbridge SPAC Opportunity Fund, L.P.(5)	862,015		6.0%
Space Summit Capital LLC(6)	719,540		5.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Agrico Acquisition Corp., Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

(2)	Represents founder shares. These Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, upon consummation of the business combination.

(3)	Represents securities held by our sponsor, of which Brent de Jong is sole managing member. Mr. de Jong has sole voting and dispositive power over the shares held by our sponsor. The business address of DJCAAC LLC is Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

(4)	Based on a Schedule 13G filed July 7, 2021. Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC have shared voting power over these shares. The address of the business office of each of the holders is 405 Lexington Avenue, 58th Floor, New York, New York 10174..

(5)	Based on a Schedule 13G filed on July 22, 2021, Highbridge Capital Management, LLC and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”) have shared voting power over these shares. The address of the Highbridge Funds is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)	Based on a Schedule 13G filed on August 20, 2021. The address of the holder is 15455 Albright Street, Pacific Palisades, CA 90272.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 25, 2021, we issued an aggregate of 5,000,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share. On April 9, 2021, our sponsor forfeited for no consideration an aggregate of 1,406,250 founder shares, which we cancelled, resulting in a decrease in the total number of founder shares outstanding from 5,000,000 shares to 3,593,750 shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering (not including the 125,000 representative shares). The founder shares (including the Class A ordinary shares issuable upon conversion thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor, and Maxim and/or its designees have agreed to purchase an aggregate of 6,500,000 private placement warrants at a price of $1.00 per private warrant, for an aggregate purchase price of $6,500,000, of which our sponsor will purchase 5,562,500 private placement warrants and Maxim and/or its designees will purchase 937,500 private placement warrants. Our sponsor and Maxim have also agreed that if the over-allotment is exercised by the underwriter, they will purchase at a price of $1.00 per private warrant an additional number of private placement warrants (up to a maximum of 750,000 additional private placement warrants) pro rata in relation to their respective acquisition of private placement warrants prior to any exercise of the over-allotment option in full or in part in the aggregate amount of $750,000. These additional private placement warrants will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private placement warrants are identical to the units sold in the Initial Public Offering except that the private placement warrants are entitled to registration rights. The private placement warrants (including the ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on July 7, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the Initial Public Offering, our sponsor has agreed to loan us up to $200,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were repaid at the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the ordinary shares issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Effective as of July 7, 2021, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a general meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a general meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Payment to an affiliate of our sponsor of $10,000 per month, for 12 months (or up to 21 months if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee will review on a quarterly basis any payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $91,155 and $15,450, respectively, for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $0, for the services Marcum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

AGRICO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Agrico Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Agrico Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until July 12, 2022 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Hartford, CT

April 1, 2022

AGRICO ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Cash	$664,428	$—
Prepaid expenses	6,083
Total current assets	670,511	—
Cash and marketable securities held in Trust Account	146,644,675	—
Deferred offering costs	—	96,594
Total assets	$147,315,186	$96,594

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$129,068	$50,000
Due to related party	73,795	56,266
Total current liabilities	202,863	106,266
Deferred underwriters’ fee	5,031,250	—
Total liabilities	5,234,113	106,266

Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares
Class A ordinary shares subject to possible redemption, 14,375,000 Class A ordinary shares at redemption value of $10.20 per share	146,625,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 143,750 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively (excluding 14,375,000 and no shares subject to redemption as of December 31, 2021 and 2020, respectively)	14	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 and no shares issued and outstanding as of December 31, 2021 and 2020, respectively (Note 5)	359	—
Accumulated deficit	(4,544,300)	(9,672)
Total shareholders’ deficit	(4,543,927)	(9,672)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$147,315,186	$96,594

The accompanying notes are an integral part of these financial statements.

AGRICO ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from July 31, 2020 (inception) through December 31, 2020
General and administrative costs	$392,649	$9,672
Loss from operations	(392,649)	(9,672)

Other income:
Interest earned on cash and marketable securities held in Trust Account	19,675	—
Total other income	19,675	—

Net loss	$(372,974)	$(9,672)

Weighted average shares outstanding of Class A ordinary shares	6,881,490	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$—
Weighted average shares outstanding of Class B ordinary shares	3,141,695	—
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$—

The accompanying notes are an integral part of these financial statements.

AGRICO ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2020	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(9,672)	(9,672)
Balance as of December 31, 2020	—	$—	—	$—	$—	$(9,672)	$(9,672)
Issuance of Class B ordinary shares to Sponsor (Note 5)	—	—	3,593,750	359	24,641	—	25,000
Issuance of Private Placement warrants, net of offering costs	—	—	—	—	7,226,565	—	7,226,565
Fair value of public warrants, net of offering costs	—	—	—	—	4,973,703		4,973,703
Issuance of non-redeemable representative shares	143,750	14	—	—	1,437,486	—	1,437,500
Re-measurement of Class A ordinary shares carrying value to redemption value	—	—	—	—	(13,662,395)	(4,161,654)	(17,824,049)
Net loss	—	—	—	—	—	(372,974)	(372,974)
Balance as of December 31, 2021	143,750	$14	3,593,750	$359	$—	$(4,544,300)	$(4,543,927)

The accompanying notes are an integral part of these financial statements.

AGRICO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from July 31, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net loss	$(372,974)	$(9,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	9,672
Interest earned on cash and investments held in trust account	(19,675)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,083)	—
Due to related party	73,795	—
Accrued offering costs and expenses	79,068	—
Net cash used in operating activities	(245,869)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(146,625,000)	—
Net cash used in investing activities	(146,625,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	140,875,000	—
Proceeds from sale of private placement warrants	7,250,000	—
Proceeds from issuance of promissory note to related party	25,000	—
Payment of offering costs	(443,347)	—
Payment of promissory note to related party	(171,356)
Net cash provided by financing activities	147,535,297	—

Net change in cash	664,428	—
Cash, beginning of period	—	—
Cash, end of the period	$664,428	$—

Supplemental disclosure of cash flow information:
Issuance of Class B ordinary shares in exchange for due to related party	$25,000	$—
Deferred offering costs paid by related party	$146,356	$48,262
Issuance of shares to underwriter representative	$1,437,500	$—
Initial Classification of Class A ordinary shares subject to possible redemption	$146,625,000	$—
Deferred underwriting commissions payable charged to accumulated deficit	$5,031,250	$—

The accompanying notes are an integral part of these financial statements.

AGRICO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Organization and Business Operations

Agrico Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 31, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on July 7, 2021 (the “Effective Date”). On July 12, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 14,375,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,250,000 warrants to the Sponsor and Maxim Group LLC (“Maxim”), the underwriter in the IPO (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,250,000, which is discussed in Note 4. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.

Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees paid at the time of the IPO, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

Following the closing of the IPO on July 12, 2021, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO, including a portion of the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if the Company has not consummated the initial Business Combination within 21 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

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

Liquidity, Capital Resources and Going Concern Consideration

As of December 31, 2021 the Company had $664,428 in cash and a working capital of $467,648. The Company’s liquidity needs up to December 31, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $200,000 (see Note 5), of which $171,356 was borrowed and repaid in 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this 10K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, July 12, 2022.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less and in money market funds which invest in U.S. Treasury securities.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	146,644,279	897	—	146,645,176
Cash	396	—	—	396
	$146,644,675	$897	$—	$146,645,572

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as  non-current  liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,437,500 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods. Re-measurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Year ended December 31, 2021		For the period from July 31, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(256,068)	$(116,096)	$—	$9,672

Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	6,881,490	3,141,695	—	—

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$—	$—

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for our Class A ordinary share subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional  paid-in  capital (to the extent available), accumulated deficit, and Class A ordinary shares.

As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$143,750,000

Less:
Proceeds allocated to Public Warrants	(5,287,763)
Offering costs related to Class A ordinary shares subject to possible redemption	(8,223,786)

Plus:
Offering costs allocated to public warrants	314,060
Re-Measurement of Class A ordinary shares to redemption amount	16,072,489

Class A ordinary shares subject to possible redemption	$146,625,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be transferable, assignable or salable until the completion of the initial Business Combination and (ii) will be entitled to registration rights (see Note 7).

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

Promissory Note — Related Party

On January 22, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing and payable after the date of the consummation of the Public Offering. In 2021, the Company borrowed and repaid $171,356. As of December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Due to Related Party

The Sponsor paid certain formation costs and deferred offering costs on behalf of the Company which were recorded as due to related party in the amount $56,266 as of December 31, 2020, which were due upon demand. On January 25, 2021, the liability was reduced by $25,000 in exchange for the issuance of Founder Shares to the Sponsor. As of December 31, 2021, there is $73,795 due to related party for certain costs paid by the Sponsor on behalf of the Company which was repaid in March 2022.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2021 and 2020, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed, the Company agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2021, $57,742 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from July 31 (inception) through December 31, 2020.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 143,750 and no Class A ordinary shares issued and shares outstanding, excluding 14,375,000 and no Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were no Class B ordinary shares issued or outstanding. On January 25, 2021, the Company issued 5,000,000 Class B ordinary shares to its Sponsor. On April 9, 2021, the Sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 3,593,750 shares. As a result of the underwriters’ election to fully exercise of their over-allotment option on July 12, 2021, the 468,750 shares were no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 3,593,750 and no Class B ordinary shares issued or outstanding, respectively.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Public Offering (not including Class A ordinary shares issuable to Maxim) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent securities issued to our sponsor or its affiliates upon conversion of Working Capital loans).

Warrants — As of December 31, 2021, there were 7,187,500 public warrants and 7,250,000 private placement warrants outstanding. At December 31, 2020, there were no warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of twelve months from the closing of the Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Warrants (i) will not be transferable, assignable or salable until the completion of the initial Business Combination and (ii) will be entitled to registration rights.

Note 8 — Subsequent Events

On January 30, 2022, Agrico Acquisition Corp., a Cayman Islands exempted company entered into a Business Combination Agreement with (i) a private limited company incorporated in Ireland (ii) a Caymans Islands exempted company(iii) a limited liability company incorporated under the laws of the Grand Duchy of Luxembourg and, together with Cayman Merger Sub and (iv)a Norwegian private limited liability company.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events (other than the one disclosed above) that would have required adjustment or disclosure in the financial statements.

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 7, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on July 13, 2021).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on July 13, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on May 17, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on May 17, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on May 17, 2021).
4.4	Warrant Agreement, dated July 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on July 13, 2021).
4.5*	Description of Securities
10.1	Letter Agreement, dated July 7, 2021, by and among the Company and its officers, directors, the Sponsor and the other parties named therein (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.12	Investment Management Trust Agreement, dated July 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.3	Registration Rights Agreement, dated July 7, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.4	Indemnity Agreements, each dated as of July 7, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated as of July 7, 2021, by and between the Company, the Sponsor and the representative (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.6	Share Escrow Agreement, dated July 7, 2021, by and among the Company, the Sponsor and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.7	Administrative Services Agreement, dated July 7, 2021, by and between the Company and DJCAAC LLC (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on July 13, 2021).
10.8	Form of Promissory Note (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on May 17, 2021).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on May 17, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRICO ACQUISITION CORP.
Dated: April 1, 2022
	By:	/s/ Brent de Jong
	Name:	Brent de Jong
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent de Jong	Chief Executive Officer and Chairman	April 1, 2022
Brent de Jong	(Principal Executive Officer)

/s/ Roberto Perez Silva	Chief Financial Officer and Director	April 1, 2022
Roberto Perez Silva	(Principal Accounting and Financial Officer)

/s/ John Alexander Baker	Director	April 1, 2022
John Alexander Baker

/s/ Donald C. Hubbard, Jr.	Director	April 1, 2022
Donald C. Hubbard, Jr.

/s/ Christopher J. Ornee	Director	April 1, 2022
Christopher J. Ornee

/s/ Brian Zatarain	Director	April 1, 2022
Brian Zatarain