Form 10-Q
period 2022-03-31
Agrico Acquisition Corp.
filed 2022-05-16
CIK 1842219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number

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

As of May 13, 2022, there were 14,518,750 Class A ordinary shares, par value $0.0001, and 3,593,750 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

AGRICO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AGRICO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Cash	$288,426	$664,428
Prepaid expenses	52,365	6,083
Total current assets	340,791	670,511
Cash and marketable securities held in Trust Account	146,651,498	146,644,675
Total assets	$146,992,289	$147,315,186

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Accrued offering costs and expenses	$259,507	$129,068
Due to related party	—	73,795
Total current liabilities	259,507	202,863
Deferred underwriters’ fee	5,031,250	5,031,250
Total liabilities	5,290,757	5,234,113

Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares
Class A ordinary shares subject to possible redemption, 14,375,000 Class A ordinary shares at redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	146,625,000	146,625,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 143,750 shares issued and outstanding (excluding 14,375,000 shares subject to redemption) at March 31, 2022 and December 31, 2021	14	14
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	359	359
Accumulated deficit	(4,923,841)	(4,544,300)
Total Shareholders’ Deficit	(4,923,468)	(4,543,927)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$146,992,289	$147,315,186

The accompanying notes are an integral part of these condensed financial statements.

AGRICO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative costs	$386,364	$—
Loss from operations	(386,364)	—

Other income:
Interest earned on cash and marketable securities held in Trust Account	6,823	—
Total other income	6,823	—

Net loss	$(379,541)	$—

Weighted average shares outstanding of Class A ordinary shares	14,518,750	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.02)	$—
Weighted average shares outstanding of Class B ordinary shares (1)	3,593,750	2,291,667
Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$—

(1)	As of March 31, 2021, excludes up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over- allotment option is not exercised in full or in part. On April 9, 2021, the sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Founder Shares, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	143,750	$14	3,593,750	$359	$—	$(4,544,300)	$(4,543,927)
Net loss	—	—	—	—	—	(379,541)	(379,541)
Balance as of March 31, 2022	143,750	$14	3,593,750	$359	$—	$(4,923,841)	$(4,923,468)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2021	—	$—	—	$—	$—	$(9,672)	$(9,672)
Issuance of Class B ordinary shares to Sponsor (1)	—	—	3,593,750	359	24,641	—	25,000
Balance as of March 31, 2021	—	$—	3,593,750	$359	$24,641	$(9,672)	$15,328

(1)	Includes up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over-allotment option is notexercised in full or in part. On April 9, 2021, the sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Founder Shares, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGRICO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(379,541)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust account	(6,823)	—
Changes in operating assets and liabilities:
Prepaid expenses	(46,282)	—
Due to related party	(73,795)	—
Accrued offering costs and expenses	130,439	—
Net cash used in operating activities	(376,002)

Cash flows from Financing Activities
Proceeds from issuance of promissory note to related party	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	(376,002)	25,000
Cash, beginning of period	664,428	—
Cash, end of period	$288,426	$25,000

Supplemental disclosure of cash flow information:
Issuance of Class B ordinary shares to Sponsor in exchange for due to related party	$—	$25,000
Deferred offering costs included in accrued offering costs and expenses	$—	$20,450
Deferred offering costs paid by Sponsor	$—	$57,771

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and preparation for the Initial Public Offering (the “Public Offering” or “IPO”) as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the cash and marketable securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Merger Agreement

On January 30, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with (i) Figgreen Limited, a private limited company incorporated in Ireland with registered number 606356 (“Pubco”), (ii) Kalera Cayman Merger Sub, a Caymans Islands exempted company (“Cayman Merger Sub”), (iii) Kalera Luxembourg Merger Sub SARL, a limited liability company incorporated under the laws of the Grand Duchy of Luxembourg (“Lux Merger Sub” and, together with Cayman Merger Sub, the “Merger Subs”) and (iv) Kalera AS, a Norwegian private limited liability company (the “Kalera”).

Pursuant to the Business Combination Agreement, (i) a merger will occur, pursuant to which Cayman Merger Sub will merge with and into Agrico, with Agrico continuing as the surviving entity and as a wholly owned subsidiary of Pubco (the “First Merger”) and Agrico will issue ordinary shares (the “Agrico Ordinary Shares”) to Pubco (the “Agrico Share Issuance”) and the holders of Agrico Ordinary Shares will receive shares in the capital of Pubco and holders of warrants of Agrico (the “Agrico Warrants”) will have their Agrico Warrants assumed by Pubco and adjusted to become exercisable for shares in the capital of Pubco, in each case as consideration for the First Merger and the Agrico Share Issuance, (ii) at least one (1) business day following the First Merger and subject thereto, the second merger will occur, pursuant to which Lux Merger Sub will merge with and into Kalera with Kalera as the surviving entity of the second merger (the “Second Merger”) and in this context Kalera will issue shares to Pubco (the “Kalera Share Issuance”), and (iii) immediately following the Second Merger and the Kalera Capital Reduction (as defined below), the shareholders of Kalera (the “Kalera Shareholders”) (except Pubco) will receive shares in the capital of Pubco and the holders of Kalera’s outstanding options (the “Kalera Options”) will receive options in the capital of Pubco, in each case as consideration for the ordinary shares of Kalera (the “Kalera Shares”) and the Kalera Options being cancelled and ceasing to exist or being assumed (as applicable) upon completion of the Second Merger by way of a capital reduction pursuant to the Luxembourg Companies Act (the “Kalera Capital Reduction”). As a result of the transactions contemplated by the Business Combination Agreement, Kalera will be a wholly owned subsidiary of Pubco.

Upon consummation of the First Merger, (i) each Class A ordinary share (the “Agrico Class A Ordinary Shares”) outstanding immediately prior to the effective time of the First Merger (the “First Merger Effective Time”) will be automatically cancelled in exchange for and converted into one ordinary share of Pubco (the “Pubco Ordinary Shares”), (ii) each Class B ordinary share (the “Agrico Class B Ordinary Shares”) outstanding immediately prior to the First Merger Effective Time will be automatically cancelled in exchange for and converted into one Pubco Ordinary Share, and (iii) each outstanding public Agrico Warrant (the “Agrico Public Warrants”) and private Agrico Warrants will remain outstanding and will automatically be adjusted to become a Pubco Warrant.

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

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2022, the Company had $288,426 in cash and a working capital of $81,284. The Company’s liquidity needs up to March 31, 2022 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $200,000 (see Note 5), of which $171,356 was borrowed and repaid in 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 12, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2022.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022, the assets held in the Trust Account of $146,651,498 was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

As of December 31, 2021, investment in the Company’s Trust Account consisted of $396 in cash and $146,644,279 in U.S. Treasury Securities. All of the U.S. Treasury Securities will mature on February 24, 2022. The Company classified its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to held until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums of discounts. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities at December 31, 2021 are as follows:

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

Net Loss Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,437,500 of our Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. Re-measurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the three months ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(304,235)	$(75,306)	$—	$—
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption (1)	14,518,750	3,593,750	—	2,291,667
Basic and diluted net loss per share	$(0.02)	$(0.02)	$—	$—

(1)	As of March 31, 2021, excludes up to 468,750 shares subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On April 9, 2021, the sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Founder Shares, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 5,000,000 shares to 3,593,750 shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for our Class A ordinary share subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$143,750,000

Less:
Proceeds allocated to Public Warrants	(5,287,763)
Offering costs related to Class A ordinary shares subject to possible redemption	(8,223,786)

Plus:
Offering costs allocated to public warrants	314,060
Re-Measurement of Class A ordinary shares to redemption amount	16,072,489

Class A ordinary shares subject to possible redemption	$146,625,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In connection with the closing of the IPO, the Company issued to Maxim 143,750 Class A ordinary shares (the “representative shares”). In addition, Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial business combination within 12 months (or up to 21 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the IPO.

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

Promissory Note — Related Party

On January 22, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing and payable after the date of the consummation of the Public Offering. In 2021, the Company borrowed and repaid $171,356. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note.

Due to Related Party

The Sponsor paid certain formation costs and deferred offering costs on behalf of the Company which were recorded as due to related party in the amount $56,266 as of December 31, 2020, which were due upon demand. On January 25, 2021, the liability was reduced by $25,000 in exchange for the issuance of Founder Shares to the Sponsor. As of March 31, 2022 and December 31, 2021, there is $0 and $73,795 due to related party, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, its affiliates or any members of the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the working capital loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities are first listed, the Company agreed to reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For three months ended March 31, 2022 and March 31, 2021, $30,000 and $0 had been charged to operating expenses, respectively.

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

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 143,750 Class A ordinary shares issued and outstanding, excluding 14,375,000 Class A ordinary shares subject to redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 25, 2021, the Company issued 5,000,000 Class B ordinary shares to its Sponsor. On April 9, 2021, the Sponsor forfeited to the Company for no consideration an aggregate of 1,406,250 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 3,593,750 shares. As a result of the underwriters’ election to fully exercise of their over-allotment option on July 12, 2021, the 468,750 shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 3,593,750  Class B ordinary shares issued or outstanding, respectively.

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

Warrants — As of March 31, 2022, and December 31, 2021, there were 7,187,500 public warrants and 7,250,000 private placement warrants outstanding. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of twelve months from the closing of the Public Offering and 30 days after the completion of the initial Business Combination. Only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Asset:
Marketable securities held in Trust Account	1	$146,651,498

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the subsequent event discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On April 20, 2022, the Company entered into an amended and restated warrant agreement (the “Amended and Restated Warrant Agreement”) to amend and restate the warrant agreement, dated July 7, 2021 (the “Original Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, in order to correct certain omitted language and other typographical errors found in the Original Agreement. In particular, the Amended and Restated Warrant Agreement clarifies that the Company’s private warrants and working capital warrants, if any, are identical to the public warrants that were included as part of the units sold in the Company’s initial public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Agrico Acquisition Corp.,” “our,” “us” or “we” refer to Agrico Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is DJCAAC, LLC, a Delaware limited partnership (the “Sponsor”). The registration statement for our IPO was declared effective on July 7, 2021. On July 12, 2021, we consummated our initial public offering (the “Initial Public Offering” or “IPO”) of 14,375,000 Units, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,875,000 Units, at $10.00 per unit, generating gross proceeds of $143,750,000. Transaction costs of the IPO amounted to $9,998,781, comprised of $2,875,000 of underwriting fees paid at the time of the IPO, $5,031,250 of deferred underwriting fees, $655,031 of other offering costs, and $1,437,500 of the fair value of the representative shares, and was all charged to shareholders’ equity.

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

We will have 12 months (or up to 21 months if we extend the period of time to consummate a business combination by the full amount of time) from the closing of the Initial Public Offering, or July 12, 2023, to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period, we will  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Initial Business Combination

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

Pursuant to the Business Combination Agreement, (i) a merger will occur, pursuant to which Cayman Merger Sub will merge with and into Agrico, with Agrico continuing as the surviving entity and as a wholly owned subsidiary of Pubco (the “First Merger”) and Agrico will issue ordinary shares (the “Agrico Ordinary Shares”) to Pubco (the “Agrico Share Issuance”) and the holders of Agrico Ordinary Shares will receive shares in the capital of Pubco and holders of warrants of Agrico (the “Agrico Warrants”) will have their Agrico Warrants assumed by Pubco and adjusted to become exercisable for shares in the capital of Pubco, in each case as consideration for the First Merger and the Agrico Share Issuance, (ii) at least one (1) business day following the First Merger and subject thereto, the second merger will occur, pursuant to which Lux Merger Sub will merge with and into Kalera with Kalera as the surviving entity of the second merger (the “Second Merger”) and in this context Kalera will issue shares to Pubco (the “Kalera Share Issuance”), and (iii) immediately following the Second Merger and the Kalera Capital Reduction (as defined below), the shareholders of Kalera (the “Kalera Shareholders”) (except Pubco) will receive shares in the capital of Pubco and the holders of Kalera’s outstanding options (the “Kalera Options”) will receive options in the capital of Pubco, in each case as consideration for the ordinary shares of Kalera (the “Kalera Shares”) and the Kalera Options being cancelled and ceasing to exist or being assumed (as applicable) upon completion of the Second Merger by way of a capital reduction pursuant to the Luxembourg Companies Act (the “Kalera Capital Reduction”). As a result of the transactions contemplated by the Business Combination Agreement, Kalera will be a wholly owned subsidiary of Pubco.

Upon consummation of the First Merger, (i) each Class A ordinary share (the “Agrico Class A Ordinary Shares”) outstanding immediately prior to the effective time of the First Merger (the “First Merger Effective Time”) will be automatically cancelled in exchange for and converted into one ordinary share of Pubco (the “Pubco Ordinary Shares”), (ii) each Class B ordinary share (the “Agrico Class B Ordinary Shares”) outstanding immediately prior to the First Merger Effective Time will be automatically cancelled in exchange for and converted into one Pubco Ordinary Share, and (iii) each outstanding public Agrico Warrant (the “Agrico Public Warrants”) and private Agrico Warrants will remain outstanding and will automatically be adjusted to become a Pubco Warrant.

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

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $379,541, which was comprised of mostly general and administrative costs of $386,364 net of interest income of $6,823 from cash and marketable securities in our trust account. The general and administrative expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants.

The proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to us, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (b) the redemption of any public shares properly tendered in connection with a (A) shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if we do not complete the initial Business Combination within 21 months from the closing of the Initial public offering (the “Combination Period”), or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity, and (c) the redemption of the public shares if we have not consummated the initial Business Combination within 21 months from the closing of the Initial public offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the public shareholders.

For the three months ended March 31, 2022, we earned $6,823 in interest income in the Trust Account. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We agreed pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For three months ended March 31, 2022 and March 31, 2021, $30,000 and $0 had been charged to operating expenses, respectively.

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2022, we had $288,426 in cash and a working capital of $81,284. Prior to the completion of our IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the Sponsor of up to $200,000, which we borrowed and repaid $171,356 in 2021 and had no outstanding balance as of March 31, 2022.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 12, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2022.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For three months ended March 31, 2022 and March 31, 2021, $30,000 and $0 had been charged to operating expenses, respectively.

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

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a form of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 14,375,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit, and Class A ordinary shares.

Net Loss Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,437,500 of our Class A ordinary shares in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting for complex financial instruments, which led to errors in the accounting for our warrants and redeemable Class A Shares. Due to the impact on our financial statements, we determined that we have a material weakness in internal control over financial reporting.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus and in our Annual Report for the year ended December 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors described in the Prospectus or the Annual Report for the year ended December 31, 2021 except for the below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Prospectus or the Annual Report for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of January 30, 2022, by and among Agrico Acquisition Corp., Kalera AS, Figgreen Limited, Kalera Cayman Merger Sub and Kalera Luxembourg Merger Sub SARL (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2022).
4.1	Amended and Restated Warrant Agreement, dated as of April 20, 2022, by and among Agrico Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 21, 2022).
10.1	Sponsor Support Agreement dated January 30, 2022, by and among Agrico Acquisition Corp., Kalera AS, DJCAAC LLC and certain shareholders of Agrico Acquisition Corp. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 4, 2022).
10.2	Company Holders Support Agreement, dated January 30, 2022, by and among Agrico Acquisition Corp., Kalera AS and certain shareholders of Kalera AS named therein (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 4, 2022).
10.3	Company Holders Support Agreement, dated January 30, 2022, by and among Agrico Acquisition Corp., Kalera AS and certain shareholders of Kalera AS named therein (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 4, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	AGRICO ACQUISITION CORP.

	By:	/s/ Roberto Perez Silva
		Name:	Roberto Perez Silva
		Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)